Form 10-K405
period 1996-12-31
SWIFT ENERGY PENSION PARTNERS 1991-C LTD
filed 1997-03-26
CIK 885557

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________________ to ___________________


                       Commission File number 33-37983-05


                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                   (Exact name of registrant as specified in
                     its Certificate of Limited Partnership)

         TEXAS                                            76-0350269
(State of Organization)                     (I.R.S. Employer Identification No.)


                         16825 Northchase Dr., Suite 400
                              Houston, Texas 77060
                                 (713) 874-2700
          (Address and telephone number of principal executive offices)


           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                       3,664,333 Limited Partnership Units


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes  X  No
                                     ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Registrant does not have an aggregate market value for its Limited Partnership Interests.

                       Documents Incorporated by Reference

Document                                                      Incorporated as to

    Registration Statement No. 33-37983                           Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1996

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.

ITEM NO.                             PART I                                                               PAGE
   1                       Business                                                                        I-1
   2                       Properties                                                                      I-5
   3                       Legal Proceedings                                                               I-7
   4                       Submission of Matters to a Vote of
                             Security Holders                                                              I-7


                                     PART II

   5                       Market Price of and Distributions on the
                             Registrant's SDIs and Related Interest
                             Holder Matters                                                               II-1
   6                       Selected Financial Data                                                        II-2
   7                       Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                                II-2
   8                       Financial Statements and Supplementary Data                                    II-3
   9                       Disagreements on Accounting and Financial
                             Disclosure                                                                   II-3


                                     PART III

  10                       Directors and Executive Officers of the
                             Registrant                                                                   III-1
  11                       Executive Compensation                                                         III-2
  12                       Security Ownership of Certain Beneficial
                             Owners and Management                                                        III-2
  13                       Certain Relationships and Related Transactions                                 III-2


                                     PART IV

  14                       Exhibits, Financial Statement Schedules
                             and Reports on Form 8-K                                                       IV-1


                                     OTHER

                           Signatures

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.

                                     PART I


Item 1.  Business

General Description of Partnership

          Swift Energy Pension Partners 1991-C, Ltd., a Texas limited partnership (the "Partnership" or the "Registrant"), is a partnership formed under a public serial limited partnership offering denominated Swift Depositary Interests I (Registration Statement No. 33-37983 on Form S-1, originally declared effective March 19, 1991, and amended effective May 1, 1992, April 1, 1993, April 19, 1994 and May 9, 1995 [the "Registration Statement"]). The Partnership was formed effective December 30, 1991 under a Limited Partnership Agreement dated December 30, 1991. The initial 350 investors made capital contributions of $3,664,333. Investors in the Partnership hold Swift Depositary Interests ("SDIs") representing beneficial ownership interests in the Partnership.

         The Partnership is principally engaged in the business of acquiring nonoperating interests (i.e., net profits interests, royalty interests and overriding royalty interests) in proven oil and gas properties within the continental United States. The Partnership does not acquire working interests in or operate oil and gas properties, and does not engage in drilling activities. At December 31, 1996, the Partnership had expended or committed to expend 100% of the Interest Holders' commitments in the acquisition and development of nonoperating interests in producing properties, which properties are described under Item 2, "Properties," below. The Partnership's income is derived almost entirely from its nonoperating interests and the disposition thereof.

         The Partnership's business and affairs are conducted by its Managing General Partner, Swift Energy Company, a Texas corporation ("Swift"). The Partnership's Special General Partner, VJM Corporation, a California corporation ("VJM"), consults with and advises Swift as to certain financial matters.

         The general manner in which the Partnership acquires nonoperating interests and otherwise conducts its business is described in detail in the Registration Statement under "Proposed Activities of the Partnerships," which is incorporated herein by reference. The following is intended only as a summary of the Partnership's manner of doing business and specific activities to date.

Manner of Acquiring Nonoperating Interests in Properties; Net Profits and Overriding Royalty Interest Agreement

         The nonoperating interests owned by the Registrant have typically been acquired pursuant to a Net Profits and Overriding Royalty Interest Agreement dated December 30, 1991 (the "NP/OR Agreement") between the Registrant and Swift Energy Operating Partners 1991-C, Ltd. (the "Operating Partnership"). The Operating Partnership is a Texas limited partnership that is also managed by Swift and VJM. The Operating Partnership was formed to acquire and develop producing oil and gas properties.

         Under the NP/OR Agreement, the Registrant and the Operating Partnership have, in effect, combined their funds to acquire producing properties. Using funds committed to the NP/OR Agreement by both partnerships, the Operating Partnership acquires producing properties, then promptly conveys nonoperating interests therein to the Registrant. The Operating Partnership retains a working interest in each such property, and is responsible for the production of oil and gas therefrom. For the sake of legal and administrative convenience, producing properties are usually acquired from the third party sellers by Swift, which then conveys a working interest in each such property to the Operating Partnership. The Registrant initially committed $2,038,616 and the Operating Partnership initially committed $2,477,593 for acquisitions under the NP/OR Agreement. The Operating Partnership is obligated under the NP/OR Agreement to convey to the Registrant a 45% fixed net profits interest and a variable overriding royalty interest in specified depths of all producing properties acquired under the NP/OR Agreement.

         Under the NP/OR Agreement, the Operating Partnership is required to convey to the Registrant, and the Registrant is required to purchase, nonoperating interests in all producing properties acquired by the Operating Partnership, except that:

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.


                  1. properties anticipated to require significant development operations and nonoperating interests offered to the Operating Partnership by third parties may be purchased by the Operating Partnership outside the NP/OR Agreement, without participation by the Registrant;

                  2. during a specified one-year period, the Registrant is entitled to reduce the amount originally committed by it to purchases under the NP/OR Agreement and to redirect such funds to the purchase of nonoperating interests from sources other than the Operating Partnership; and

                  3. the Registrant's funds will be released from the NP/OR Agreement if they are not completely spent by the Operating Partnership within a specified period, or if there is a prior withdrawal of funds by the Operating Partnership to purchase properties anticipated to require significant development.

         Purchases of nonoperating interests by the Registrant using withdrawn or released funds may be made from the Managing General Partner and its affiliates, other partnerships affiliated with the Operating Partnership (possibly through the Registrant's entry into a new NP/OR Agreement), or from unaffiliated third parties.

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1996 the Operating Partnership had conveyed to the Registrant a 45% net profits interest burdening certain depths of all producing properties acquired by the Operating Partnership thereunder. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

         The Operating Partnership has also conveyed to the Registrant under the NP/OR Agreement an overriding royalty interest in each property acquired thereunder. An overriding royalty interest is a fractional interest in the gross production (or the gross proceeds therefrom) of oil and gas from a property, free of any exploration, development, operation or maintenance expenses. Under the NP/OR Agreement, the overriding royalty interest burdens the portions of each producing property that were evaluated at the date of acquisition not to contain proved reserves.

Competition, Markets and Regulations

         Competition

         The oil and gas industry is highly competitive in all its phases. The Partnership encounters strong competition from many other oil and gas producers, many of which possess substantial financial resources, in acquiring economically desirable Producing Properties.

         Markets

         The amounts of and price obtainable for oil and gas production from Partnership Properties will be affected by market factors beyond the control of the Partnership. Such factors include the extent of domestic production, the level of imports of foreign oil and gas, the general level of market demand on a regional, national and worldwide basis, domestic and foreign economic conditions that determine levels of industrial production, political events in foreign oil-producing regions, and variations in governmental regulations and tax laws and the imposition of new governmental requirements upon the oil and gas industry. There can be no assurance that oil and gas prices will not decrease in the future, thereby decreasing net Revenues from Partnership Properties.

         From time to time, there may exist a surplus of natural gas or oil supplies, the effect of which may be to reduce the amount of hydrocarbons that the Partnerships may produce and sell while such oversupply exists. In recent years, initial steps have been taken to provide additional gas transportation lines from Canada to the United States. If additional Canadian gas is brought to the United States market, it could create downward pressure on United States gas prices.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.


         Regulations

         Environmental Regulation

         The federal government and various state and local governments have adopted laws and regulations regarding the control of contamination of the environment. These laws and regulations may require the acquisition of a permit by Operators before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas or where pollution arises and impose substantial liabilities for pollution resulting from operations, particularly operations near or in onshore and offshore waters or on submerged lands. These laws and regulations may also increase the costs of routine drilling and operation of wells. Because these laws and regulations change frequently, the costs to the Partnership of compliance with existing and future environmental regulations cannot be predicted. However, the Managing Partner does not believe that the Partnership is affected in a significantly different manner by these regulations than are its competitors in the oil and gas industry.

         Federal Regulation of Natural Gas

         The transportation and sale of natural gas in interstate commerce is heavily regulated by agencies of the federal government. The following discussion is intended only as a summary of the principal statutes, regulations and orders that may affect the production and sale of natural gas from Partnership Properties. This summary should not be relied upon as a complete review of applicable natural gas regulatory provisions.

          FERC Orders

         Several major regulatory changes have been implemented by the Federal Energy Regulatory Commission ("FERC") from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry that remain subject to the FERC's jurisdiction. In April 1992, the FERC issued Order No. 636 pertaining to pipeline restructuring. This rule requires interstate pipelines to unbundle transportation and sales services by separately stating the price of each service and by providing customers only the particular service desired, without regard to the source for purchase of the gas. The rule also requires pipelines to (i) provide nondiscriminatory "no-notice" service allowing firm commitment shippers to receive delivery of gas on demand up to certain limits without penalties, (ii) establish a basis for release and reallocation of firm upstream pipeline capacity and (iii) provide non-discriminatory access to capacity by firm transportation shippers on a downstream pipeline. The rule requires interstate pipelines to use a straight fixed variable rate design. The rule imposes these same requirements upon storage facilities.

         FERC Order No. 500 affects the transportation and marketability of natural gas. Traditionally, natural gas has been sold by producers to pipeline companies, which then resold the gas to end-users. FERC Order No. 500 alters this market structure by requiring interstate pipelines that transport gas for others to provide transportation service to producers, distributors and all other shippers of natural gas on a nondiscriminatory, "first-come, first-served" basis ("open access transportation"), so that producers and other shippers can sell natural gas directly to end-users. FERC Order No. 500 contains additional provisions intended to promote greater competition in natural gas markets.

         It is not anticipated that the marketability of and price obtainable for natural gas production from Partnership Properties will be significantly affected by FERC Order No. 500. Gas produced from Partnership Properties normally will be sold to intermediaries who have entered into transportation arrangements with pipeline companies. These intermediaries will accumulate gas purchased from a number of producers and sell the gas to end-users through open access pipeline transportation.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.


         State Regulations

         Production of any oil and gas from Partnership Properties will be affected to some degree by state regulations. Many states in which the Partnership will operate have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes, and the regulations promulgated in connection therewith, are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir. Certain state regulatory authorities also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or proration unit.

         Federal Leases

         Some of the Partnership's properties are located on federal oil and gas leases administered by various federal agencies, including the Bureau of Land Management. Various regulations and orders affect the terms of leases, exploration and development plans, methods of operation and related matters.

Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1996, Swift had 191 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.


Item 2.  Nonoperating Interests in Properties

         As of December 31, 1996, the Partnership has acquired nonoperating interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The Mestena Grande Field is located in Jim Hogg County, Texas, and produces from the Queen City formation. This natural gas producing field accounts for 41 % of the Partnership's value.

         2. The Weatherford Field is in Custer County, Oklahoma in the Anadarko Basin (Barney et al acquisition). The field produces primarily natural gas and accounts for 23% of the value.

         3. The Neuhoff Field is in Wood County, Texas (Lyne Trust acquisition). The field is producing under secondary conditions from the Buda-Woodbine formation and accounts for 21% of the value.

         The remaining value in the Partnership is attributable to numerous properties none of which equals or exceeds 15 percent of the total Partnership value.

Title to Properties

         Title to substantially all significant producing properties in which the Partnership owns nonoperating interests has been examined. In addition to the nonoperating interests owned by the Partnership, the properties are subject to royalty, overriding royalty and other interests customary in the industry. The Managing General Partner does not believe any of these burdens materially detract from the value of the properties or will materially detract from the value of the properties or materially interfere with their use in the operation of the business of the Partnership.

Production and Sales Price

         The following table summarizes the sales volumes of the Partnership's net oil and gas production expressed in MCFs. Equivalent MCFs are obtained by converting oil to gas on the basis of their relative energy content; one barrel equals 6,000 cubic feet of gas.


                                                      Net Production
                                             -----------------------------------
                                                    For the Years Ended
                                                        December 31,
                                             -----------------------------------
                                              1996          1995          1994
                                             ------       -------       --------
Net Volumes (Equivalent MCFs)                314,056      318,649       405,910

Average Net Nonoperating
   Interest Price per
   Equivalent MCF                            $1.77        $1.03         $1.20

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1996, 1995, and 1994. All of the Partnership's proved reserves are located in the United States.

                                                                December 31,
                                    -----------------------------------------------------------------
                                            1996                    1995                  1994
                                    --------------------    -----------------     -------------------
                                                 Natural               Natural                Natural
                                      Oil          Gas        Oil        Gas        Oil         Gas
                                    -------      -------    -------     ------    -------    --------
                                    (BBLS)       (MMCF)     (BBLS)      (MMCF)    (BBLS)      (MMCF)
Proved developed
   reserves at end of year          114,992       1,245     124,225     1,242     179,935       1,266
                                    -------      -------    -------     ------    -------    --------
Proved reserves
   Balance at beginning
     of year                        158,928       1,578     187,018     1,425     231,169       1,863

   Purchase of minerals
     in place                            --          --          --        --          --          --

   Extensions, discoveries
     and other additions                 --          --         405        14         779          28

   Revisions of previous
     estimates                      (10,469)        156      (6,748)      328     (17,528)       (219)

   Sales of minerals in
     place                           (3,191)       (109)       (177)       --        (176)         (4)

   Production                       (18,633)       (203)    (21,570)     (189)    (27,226)       (243)
                                    -------      -------    -------     ------    -------    --------
   Balance at end of year           126,635       1,422     158,928     1,578     187,018       1,425
                                    -------      -------    -------     ------    -------    --------


         Revisions of previous quantity estimates are related to upward or downward variations based on current engineering information for production rates, volumetrics and reservoir pressure. Additionally, changes in quantity estimates are the result of the increase or decrease in crude oil and natural gas prices at each year end which have the effect of adding or reducing proved reserves on marginal properties due to economic limitations.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.


         The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1996:

                                                                 Reserves
                                                             December 31, 1996
                                                           ---------------------

                                                                      Natural                  Wells
                                                         Oil           Gas             -----------------------
Acquisition                State(s)                     (BBLS)        (MMCF)            Gross            Net
-----------                ---------                    ------       -------           ------          -------
Prudential                 MS                            8,134            --                5             0.144
Hardy Oil & Gas            TX                           23,167           782                9             0.508
Lyne Trust                 TX                           76,264            50               18             0.012
First Energy               AL, AR, CO, LA,
                           MS, OK, TX                    2,828            53               80             0.513
Maxus                      WY                            9,452            --               11             0.023
Barney, et al              AL, AR, CO, LA,
                           MS, OK, TX                    6,790           537              304             1.610
                                                       -------         -----             ----             -----
                                                       126,635         1,422              427             2.810
                                                       -------         -----             ----             -----


         There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing and plan of development. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and estimates of other engineers might differ from those above, audited by H. J. Gruy and Associates, Inc., an independent petroleum consulting firm. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate, and, as a general rule, reserve estimates based upon volumetric analysis are inherently less reliable than those based on lengthy production history. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1996 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1996 and the date of this report.

         Future prices received for the sale of the Partnership's products may be higher or lower than the prices used in the evaluation described above; the operating costs relating to such production may also increase or decrease from existing levels. The estimates presented above are in accordance with rules adopted by the Securities and Exchange Commission.

Item 3. Legal Proceedings

         The Partnership is not aware of any material pending legal proceedings to which it is a party or of which any of its property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of Interest Holders during the fourth quarter of the fiscal year covered by this report.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.

                                     PART II


Item 5. Market Price of and Distributions on the Registrant's SDIs and Related Interest Holder Matters

Market Information

         SDIs in the Partnership were initially sold at a price of $1 per SDI. SDIs are not traded on any exchange and there is no established public trading market for the SDIs. Swift is aware of negotiated transfers of SDIs between unrelated parties; however, these transfers have been limited and sporadic. Due to the nature of these transactions, Swift has no verifiable information regarding prices at which SDIs have been transferred.

Holders

         As of December 31, 1996, there were 350 Interest Holders holding SDIs in the Partnership.

Distributions

         The Partnership generally makes distributions to Interest Holders on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ended December 31, 1995 and 1996 the Partnership distributed a total of $228,100 and $201,500, respectively, to the holders of its SDIs. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of SDIs can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1997, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

         The Partnership's Limited Partnership Agreement contains various provisions which might serve to delay, defer or prevent a change in control of the Partnership, such as the requirement of a vote of Limited Partners in order to sell all or substantially all of the Partnership's properties or the requirement of consent by the Managing General Partner to transfers of limited partnership interests and provisions prohibiting the transfer of Limited Partnership Units in any fiscal year in excess of a limit which has been established in order to comply with certain federal income tax regulations.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, should be read in conjunction with the financial statements included in Item 8:

                                1996               1995                1994             1993                1992
                           -------------      -------------       ------------     ------------         -----------
 Revenues                $       666,182    $       381,626    $       532,209     $     780,918     $      836,892
 Income                  $       335,149    $      (237,806)   $      (531,572)    $     189,464     $      229,936
 Total Assets            $     1,574,816    $     1,915,176    $     2,340,804     $   3,093,024     $    3,505,839
 Cash Distributions      $       265,637    $       255,891    $       467,054     $     696,746     $      395,310

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         The Partnership has expended all of the Interest Holders' commitments available for property acquisitions and development by acquiring nonoperating interests in producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from nonoperating interests in oil and gas produced from oil and gas properties. This source of liquidity and the related results of operations will decline in future periods as the oil and gas produced from these properties also declines.

Results of Operations

         Income from nonoperating interests increased 75 percent in 1996 over 1995. Oil and gas sales increased 42 percent in 1996 vs 1995. Increases in both 1996 gas and oil prices were major contributors to the increased revenues. The Partnership experienced an increase in gas prices of 61 percent or $.86/MCF and an increase in oil prices of 30 percent or $4.26/BBL. Production volumes decreased a slight 1 percent due to a 14 percent oil production decrease. The production decline partially offset the effect of increased oil and gas prices impacting partnership performance.

         Associated amortization expense decreased 9 percent in 1996 when compared to 1995.

         Income from nonoperating interests decreased 28 percent in 1995 over 1994. Oil and gas sales decreased 20 percent in 1995 vs. 1994. Production volumes decreased 21 percent due to a 22 percent gas production decrease and a 21 percent oil production decline. Since the Partnership's reserves are 62 percent gas, the decrease in gas production, due to accelerated production declines on mature wells, a reduction in development drilling in the current year and production curtailments due to declining prices, had a major impact on partnership performance. A decline in the 1995 gas prices of 21 percent or $.37/MCF further contributed to the Partnership's decreased revenues.

         Associated amortization expense decreased 32 percent in 1995 when compared to 1994.

         The Partnership recorded an additional provision in amortization in 1995 and 1994 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties, resulting in a full cost ceiling impairment.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.


         During 1997, Partnership revenues and costs are expected to be shared between the Interest Holders and general partners in an 85:15 ratio. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 1997, the Managing General Partner anticipates that the Partnership sharing ratio will continue to be 85:15.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 17, 1997 regarding the directors and executive officers of Swift.

                                           Position(s) with
         Name                 Age     Swift and Other Companies
                                      DIRECTORS

A. Earl Swift                 63      President, Chief Executive Officer and
                                      Chairman of the Board

Virgil N. Swift               68      Executive Vice President - Business
                                      Development, Vice Chairman of the Board

G. Robert Evans               65      Director of Swift; Chairman of the Board,
                                      Material Sciences Corporation;
                                      Director, Consolidated Freightways, Inc.,
                                      Fibreboard Corporation, Elco Industries,
                                      and Old Second Bancorp

Raymond O. Loen               72      Director of Swift; President, R. O. Loen
                                      Company

Henry C. Montgomery           61      Director of Swift; Chairman of the Board,
                                      Montgomery Financial Services Corporation;
                                      Director, Southwall Technology Corporation

Clyde W. Smith, Jr.           48      Director of Swift; President, Somerset
                                      Properties, Inc.

Harold J. Withrow             69      Director of Swift

                                      EXECUTIVE OFFICERS

Terry E. Swift                41      Executive Vice President, Chief
                                      Operating Officer

John R. Alden                 51      Senior Vice President - Finance,
                                      Chief Financial Officer and Secretary

Bruce H. Vincent              49      Senior Vice President - Funds Management

James M. Kitterman            52      Senior Vice President - Operations

Alton D. Heckaman, Jr.        39      Vice President - Finance and Controller


                                     III-1

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.


         From time to time, Swift as Managing General Partner of the Partnership purchases Units in the Partnership from investors who offer the Units pursuant to their right of presentment, which purchases are made pursuant to terms set out in the Partnership's original Limited Partnership Agreement. Due to the frequency and large number of these transactions, Swift reports these transactions under Section 16 of the Securities Exchange Act of 1934 on an annual rather than a monthly basis. In some cases such annual reporting may constitute a late filing of the required Section 16 reports under the applicable
Section 16 rules.

Item 11.  Executive Compensation

         As noted in Item 10, "Directors and Executive Officers of the Registrant," above, the Partnership has no executive officers. The executive officers of Swift and VJM are not compensated by the Partnership.

         Certain fees and allowances contemplated by the Limited Partnership Agreement were paid by the Partnership to Swift and VJM. See Note (4) in Notes To Financial Statements (Related-Party Transactions) for further discussion.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         No single Interest Holder is known to the Partnership to be the beneficial owner of more than five percent of the Partnership's SDIs.

         Swift and VJM are not aware of any arrangement, the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

         As noted in Item 10, "Directors and Executive Officers of the Registrant," above, the Partnership has no executive officers or directors, and thus has not engaged in any transactions in which any such person had an interest. The Partnership is permitted to engage in certain transactions with Swift as Managing General Partner and VJM as Special General Partner, subject to extensive guidelines and restrictions are described in the "Conflicts of Interest" section of the Prospectus contained in the Registration Statement, which is incorporated herein by reference.

         Summarized below are the principal transactions that have occurred between the Partnership, on one hand, and Swift, VJM and their affiliates, on the other.

Certain Transactions with General Partners

         1. As described in Item 1, "Business," above, during 1991 the Partnership entered into an NP/OR Agreement with the Operating Partnership, which is also managed by Swift and VJM. Pursuant to such NP/OR Agreement, the Operating Partnership acquired the oil and gas properties described under Item 2 above and conveyed nonoperating interests therein to the Partnership.

         2. Swift acts as operator for many of the wells in which the Partnership has nonoperating interests and has received compensation for such activities in accordance with standard industry operating agreements.

         3. The Partnership paid to Swift and VJM certain fees as contemplated by the Limited Partnership Agreement. See Note (4) in Notes To Financial Statements (Related-Party Transactions) for further discussion.


                                     III-3

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                  PAGE NO.
               Report of Independent Public Accountants                 IV-3

               Balance Sheets as of December 31, 1996 and 1995          IV-4

               Statements of Operations for the years ended
                  December 31, 1996, 1995 and 1994                      IV-5

               Statements of Partners' Capital for the years ended
                  December 31, 1996, 1995 and 1994                      IV-6

               Statements of Cash Flows for the years ended
                  December 31, 1996, 1995 and 1994                      IV-7

               Notes to Financial Statements                            IV-8

       a(2)    FINANCIAL STATEMENT SCHEDULES

               All schedules required by the SEC are either inapplicable or the required information is included in the Financial Statements, the Notes thereto, or in other information included elsewhere in this report.

       a(3)    EXHIBITS

               3.1 Limited Partnership Agreement of Swift Energy Pension Partners 1991-C, Ltd., dated December 30, 1991. (Form 10-K for year ended December 31, 1991, Exhibit 3.1).

               3.2 Certificate of Limited Partnership of Swift Energy Pension Partners 1991-C, Ltd., as filed December 30, 1991, with the Texas Secretary of State. (Form 10-K for year ended December 31, 1991, Exhibit 3.2).

               10.1 Net Profits and Overriding Royalty Interest Agreement between Swift Energy Pension Partners 1991-C, Ltd. and Swift Energy Income Partners 1991-C, Ltd. dated December 30, 1991. (Form 10-K for year ended December 31, 1991,
                      Exhibit 10.1).

               99.1 A copy of the following section of the Prospectus dated March 19, 1991, contained in Pre-Effective Amendment No. 1 to Registration Statement No. 33-37983 on Form S-1 for Swift Energy Depositary Interests I, as filed on March 19, 1991, which have been incorporated herein by reference:
                      "Proposed Activities" (pp 30 - 42) and "Conflicts of Interests" (pp 92 - 97). (Form 10-K for year ended December 31, 1991, Exhibit 28.1).

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1996.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1996 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Interest Holders of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Swift Energy Pension Partners 1991-C, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Pension Partners 1991-C, Ltd., (a Texas limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the general partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Pension Partners 1991-C, Ltd., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.






                                                   ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1997

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


                                                                                             1996                 1995
                                                                                       ---------------     ----------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,505       $        1,431
              Nonoperating interests income receivable                                         70,414               99,622
                                                                                       ---------------     ----------------
                   Total Current Assets                                                        71,919              101,053
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,226,916            4,285,403
         Less-Accumulated amortization                                                     (2,724,019)          (2,471,280)
                                                                                       ---------------     ----------------
                                                                                            1,502,897            1,814,123
                                                                                       ---------------     ----------------
                                                                                       $    1,574,816       $    1,915,176
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        5,950       $      415,822
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  1,568,866            1,499,354
                                                                                       ---------------     ----------------
                                                                                       $    1,574,816       $    1,915,176
                                                                                       ==============      ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                                      1996             1995              1994
                                                                 --------------- ---------------   ---------------
REVENUES:
   Income from nonoperating interests                           $       665,462  $       380,807   $       532,159
   Interest income                                                          720              819                50
                                                                ---------------  ---------------   ---------------
                                                                        666,182          381,626           532,209
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                                         252,739          537,897           978,602
   General and administrative                                            78,294           81,535            85,179
                                                                ---------------  ---------------   ---------------
                                                                        331,033          619,432         1,063,781
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $       335,149  $      (237,806)  $      (531,572)
                                                                ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                      Limited          General          Combining
                                                     Partners         Partners         Adjustment            Total
                                                   ------------     ------------      ------------       ------------
Balance,
    December 31, 1993                         $     2,626,839   $        32,649  $       332,189     $    2,991,677

Income (Loss)                                        (486,542)           63,967         (108,997)          (531,572)

Cash Distributions                                   (405,800)          (61,254)              --           (467,054)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1994                               1,734,497            35,362          223,192          1,993,051
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                        (207,353)           43,230          (73,683)          (237,806)

Cash Distributions                                   (228,100)          (27,791)              --           (255,891)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1995                               1,299,044            50,801          149,509          1,499,354
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                         239,447            85,012           10,690            335,149

Cash Distributions                                   (201,500)          (64,137)              --           (265,637)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1996                         $     1,336,991   $        71,676  $       160,199     $    1,568,866
                                              ===============   ===============  ===============    ===============



Limited Partners' net income (loss)
    per unit

      1994                                    $          (.13)
                                              ================
      1995                                    $          (.06)
                                              ================
      1996                                    $           .07
                                              ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                       1996             1995              1994
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                                $       335,149   $      (237,806) $      (531,572)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                       252,739           537,897          978,602
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                   29,208           (13,841)         (24,018)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                             --            68,069          246,406
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                    617,096           354,319          669,418
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil
      and gas properties                                                                 (85,942)          (98,399)        (219,924)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                          144,429                49           17,610
    Increase (decrease) in payable related to excess costs                              (409,872)               --               --
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities                   (351,385)          (98,350)        (202,314)
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to Interest Holders                                              (265,637)         (255,891)        (467,054)
                                                                                 ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          74                78               50
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,431             1,353            1,303
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $         1,505   $         1,431  $         1,353
                                                                                 ===============   ===============  ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                          NOTES TO FINANCIAL STATEMENTS


(1) Organization and Terms of Partnership Agreement -

         Swift Energy Pension Partners 1991-C, Ltd., a Texas limited partnership (the Partnership), was formed on December 30, 1991, for the purpose of purchasing net profits interest, overriding royalty interests and royalty interests (collectively, "nonoperating interests") in producing oil and gas properties within the continental United States and Canada. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The sole limited partner of the Partnership is Swift Depositary Company, which has assigned all of its beneficial (but not of record) rights and interests as limited partner to the investors in the Partnership ("Interest Holders"), in the form of Swift Depositary Interests ("SDIs").

         The Managing General Partner has paid or will pay out of its own corporate funds (as a capital contribution to the Partnership) $421,398, which includes all selling commissions, offering expenses, printing, legal and accounting fees and other formation costs incurred in connection with the offering of SDIs and the formation of the Partnership, for which the Managing General Partner will receive an interest in continuing costs and revenues of the Partnership. The 350 interest holders made total capital contributions of $3,664,333.

         Generally, all continuing costs (including general and administrative reimbursements and direct expenses) and revenues are allocated 85 percent to the Interest Holders and 15 percent to the general partners. After partnership payout, as defined in the Partnership Agreement, continuing costs and revenues will be shared 75 percent by the Interest Holders, and 25 percent by the general partners. Payout had not occurred as of December 31, 1996.

(2) Significant Accounting Policies -

Use of Estimates --

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Nonoperating Interests in Oil and Gas Properties --

         For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for nonoperating interests in oil and gas property costs. Under this method of accounting, all costs incurred in the acquisition of nonoperating interests in oil and gas properties are capitalized. The unamortized cost of nonoperating interests in oil and gas properties is limited to the "ceiling limitation", (calculated separately for the partnership, limited partner, and general partners). The "ceiling limitation" is calculated on a quarterly basis and represents the estimated future net revenues from nonoperating interests in proved properties using current prices, discounted at ten percent. Proceeds from the sale or disposition of nonoperating interests in oil and gas properties are treated as a reduction of the cost of the nonoperating interests with no gains or losses recognized except in significant transactions.

         The Partnership computes the provision for amortization of nonoperating interests in oil and gas properties on the units-of-production method. Under this method, the provision is calculated by multiplying the total unamortized cost of nonoperating interests in oil and gas properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves attributable to the Partnership's nonoperating interests at the beginning of the period.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         The calculation of the "ceiling limitation" and the provision for amortization is based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing and plan of development. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

Statement of Cash Flows --

         Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

(3) Acquisition of Nonoperating Interests in Oil and Gas Property Costs -

         Effective December 30, 1991, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement (NP/OR Agreement) with Swift Energy Operating Partners 1991-C, Ltd. (Operating Partnership), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs, as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1996, 1995 and 1994, the Partnership acquired nonoperating interests in producing oil and gas properties for $85,942, $98,399 and $219,924, respectively.

         During 1995 and 1994, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for amortization of $260,009 and $569,321, respectively. In computing the Partnership's third quarter 1994 "ceiling limitation", the Partnership utilized the product prices in effect at the date of the filing of the Partnership's report on Form 10-Q. Utilizing these subsequent prices, the write down recorded by the Partnership was $4,129 more than the amount that would have been recorded using product prices in effect at September 30, 1994. No such write downs were required in 1996.

         In addition, during 1995 and 1994, the limited partners' share of unamortized oil and gas property costs exceeded their "ceiling limitation", resulting in a valuation allowance of $178,520 and $447,619, respectively. These amounts are included in the income (loss) attributable to the limited partners shown in the statements of partners' capital together with a "combining adjustment" for the differences between the limited partners' valuation allowances and the Partnership's valuation allowances. The "combining adjustment" changes quarterly as the Partnership's total amortization provision is more or less than combined amortization provision attributable to general and limited partners.

(4) Related Party Transactions -

         During 1996, 1995 and 1994, the Partnership paid Swift $54,965, $64,126 and $64,126, respectively, as a general and administrative overhead allowance.

         During 1996, 1995 and 1994, the Partnership also paid Swift an incentive amount, as defined in the Partnership Agreement, for services rendered to the Partnership. Such amounts totaled $9,041 in 1996, $3,613 in 1995 and $4,496 in 1994 and are included in general and administrative expenses.

(5) Federal Income Taxes -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal tax purposes is ultimately changed by the taxing authorities, the tax liability of the Interest Holders could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the years ended December 31, 1996, 1995 and 1994 was $620,077, $194,482 and $293,761, respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

         For federal income tax purposes, amortization with respect to nonoperating interests in oil and gas is computed separately by the partners and not by the Partnership. Since the amount of amortization on nonoperating interests in oil and gas is not computed at the Partnership level, amortization is not included in the Partnership's income for federal income tax purposes but is charged directly to the partners' capital accounts to the extent of the cost of the nonoperating interests in oil and gas properties, and thus is treated as a separate item on the partners' Schedule K-1. Amortization for federal income tax purposes may vary from that computed for financial reporting purposes in cases where a ceiling adjustment is recorded, as such amount is not recognized for tax purposes.

(6) Vulnerability Due to Certain Concentrations -

         The Partnership's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results.

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

(7) Fair Value of Financial Instruments -

         The Partnership's financial instruments consist of cash and cash equivalents and short-term receivables and payables. The carrying amounts approximate fair value due to the highly liquid nature of the short-term instruments.

                    SWIFT ENERGY PENSION PARTNERS 1991-C, LTD

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


                                                 SWIFT ENERGY PENSION
                                                 PARTNERS 1991-C, LTD.
                                                 (Registrant)

                                        By:      SWIFT ENERGY COMPANY
                                                 General Partner

Date:      March 17, 1997               By:      s/b A. Earl Swift
           --------------                        -------------------------------
                                                 A. Earl Swift
                                                 President

Date:      March 17, 1997               By:      s/b John R. Alden
           --------------                        -------------------------------
                                                 John R. Alden
                                                 Principal Financial Officer

Date:      March 17, 1997               By:      s/b Alton D. Heckaman, Jr.
           --------------                        -------------------------------
                                                 Alton D. Heckaman, Jr.
                                                 Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                 SWIFT ENERGY PENSION
                                                 PARTNERS 1991-C, LTD.
                                                 (Registrant)

                                        By:      SWIFT ENERGY COMPANY
                                                 General Partner

Date:      March 17, 1997               By:      s/b A. Earl Swift
           --------------                        ------------------------------
                                                 A. Earl Swift
                                                 Director and Principal
                                                 Executive Officer

Date:      March 17, 1997               By:      s/b Virgil N. Swift
           --------------                        ------------------------------
                                                 Virgil N. Swift
                                                 Director and Executive
                                                 Vice President - Business
                                                 Development

                    SWIFT ENERGY PENSION PARTNERS 1991-C, LTD



Date:      March 17, 1997               By:      s/b G. Robert Evans
           --------------                        ------------------------------
                                                 G. Robert Evans
                                                 Director

Date:      March 17, 1997               By:      s/b Raymond O. Loen
           --------------                        ------------------------------
                                                 Raymond O. Loen
                                                 Director

Date:      March 17, 1997               By:      s/b Henry C. Montgomery
           --------------                        ------------------------------
                                                 Henry C. Montgomery
                                                 Director

Date:      March 17, 1997               By:      s/b Clyde W. Smith, Jr.
           --------------                        ------------------------------
                                                 Clyde W. Smith, Jr.
                                                 Director

Date:      March 17, 1997               By:      s/b Harold J. Withrow
           --------------                        ------------------------------
                                                 Harold J. Withrow
                                                 Director