Form 10-Q
period 1997-03-31
SWIFT ENERGY PENSION PARTNERS 1991-C LTD
filed 1997-05-14
CIK 885557

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________

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

                                  (281)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1997 and December 31, 1996                   3

            Statements of Operations

                - Three month periods ended March 31, 1997 and 1996      4

            Statements of Cash Flows

                - Three month periods ended March 31, 1997 and 1996      5

            Notes to Financial Statements                                6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 8

PART II.    OTHER INFORMATION                                            9


SIGNATURES                                                              10

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,           December 31,
                                                                                            1997                 1996
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,511       $        1,505
              Nonoperating interests income receivable                                        100,640               70,414
                                                                                       --------------       --------------
                   Total Current Assets                                                       102,151               71,919
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,235,376            4,226,916
         Less-Accumulated amortization                                                     (2,786,920)          (2,724,019)
                                                                                       --------------       --------------
                                                                                            1,448,456            1,502,897
                                                                                       --------------       --------------
                                                                                       $    1,550,607       $    1,574,816
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        6,875       $        5,950
                                                                                       --------------       --------------

         Partners' Capital                                                                  1,543,732            1,568,866
                                                                                       --------------       --------------
                                                                                       $    1,550,607       $    1,574,816
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                           Three Months Ended
                                                                                             March 31,
                                                                                 ---------------------------------
                                                                                       1997               1996
                                                                                 --------------    ---------------
         REVENUES:
             Income from nonoperating interests                                  $       154,223   $       130,767
             Interest income                                                                 172               125
                                                                                 ---------------   ---------------
                                                                                         154,395           130,892
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                 62,901            69,380
             General and administrative                                                   22,449            18,055
                                                                                 ---------------   ---------------
                                                                                          85,350            87,435
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        69,045   $        43,457
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1997                       $           .02
                                              ===============
         March 31, 1996                       $           .01
                                              ===============


                 See accompanying note to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                ---------------------------------------
                                                                                      1997                    1996
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $         69,045        $        43,457
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        62,901                 69,380
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                  (30,226)               (23,325)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                             --                 16,180
                                                                                ----------------        ---------------
                 Net cash provided by (used in) operating activities                     101,720                105,692
                                                                                ----------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests
           in oil and gas properties                                                      (8,460)               (55,174)
        Proceeds from sale of nonoperating interests
           in oil and gas properties                                                          --                  1,221
        (Increase) decrease in payable related to excess costs                               925                     --
                                                                                ----------------        ---------------
                 Net cash provided by (used in) investing activities                      (7,535)               (53,953)
                                                                                ----------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash distributions to partners                                                     (94,179)               (51,732)
                                                                                ----------------        ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           6                      7
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,505                  1,431
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $          1,511        $         1,438
                                                                                ================        ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $             --        $         6,477
                                                                                ================        ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  Organization and Terms of Partnership Agreement -

                  Swift Energy Pension Partners 1991-C, Ltd., a Texas limited partnership ("the Partnership"), was formed on December 30, 1991, for the purpose of purchasing net profits interest, overriding royalty interests and royalty interests (collectively, "nonoperating interests") in producing oil and gas properties within the continental United States and Canada. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The sole limited partner of the Partnership is Swift Depositary Company, which has assigned all of its beneficial (but not of record) rights and interest as limited partner to the investors in the Partnership ("Interest Holders"), in the form of Swift Depositary Interests ("SDIs").

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

(4)  Related-Party Transactions -

                  The Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Operating Partners 1991-C, Ltd. ("Operating Partnership"), an affiliated partnership managed by Swift for the purpose of acquiring working interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Partnership's proportionate share of the property acquisition costs.

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

RESULTS OF OPERATIONS

     Income from nonoperating interests increased 18 percent in the first quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales increased $15,136 or 7 percent in the first quarter of 1997 when compared to the same period in 1996, primarily due to increased gas prices. An increase in gas prices of 19 percent or $.40/MCF had a significant impact on partnership performance. Also, current quarter oil production increased 79 percent when compared to first quarter 1996 production volumes, further contributing to the increased revenues. First quarter oil prices decreased 43 percent or $14.53/BBL partially offsetting the effect of the increased gas prices and oil production.

      Associated amortization expense decreased 9 percent or $6,479.

      During 1997, partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio.

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


                                         SWIFT ENERGY PENSION
                                         PARTNERS 1991-C, LTD.
                                         (Registrant)

                              By:        SWIFT ENERGY COMPANY
                                         Managing General Partner


Date:     May 5, 1997         By:        /s/ John R. Alden
          -----------                    --------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:     May 5, 1997         By:        /s/ Alton D. Heckaman, Jr.
          -----------                    --------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer