Form 10-Q
period 1997-06-30
SWIFT ENERGY PENSION PARTNERS 1991-C LTD
filed 1997-08-13
CIK 885557

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                               PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                            3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                 4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                 5

            Notes to Financial Statements                                                        6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                         9

PART II.    OTHER INFORMATION                                                                   11


SIGNATURES                                                                                      12

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,530       $        1,505
              Nonoperating interests income receivable                                         67,688               70,414
                                                                                       ---------------     ----------------
                   Total Current Assets                                                        69,218               71,919
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,231,443            4,226,916
         Less-Accumulated amortization                                                     (2,828,963)          (2,724,019)
                                                                                       ---------------     ----------------
                                                                                            1,402,480            1,502,897
                                                                                       ---------------     ----------------
                                                                                       $    1,471,698       $    1,574,816
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        5,852       $        5,950
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  1,465,846            1,568,866
                                                                                       ---------------     ----------------
                                                                                       $    1,471,698       $    1,574,816
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                    1997              1996            1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        75,576   $       165,213  $       229,800   $       295,981
   Interest income                                        225               141              397               265
                                              ---------------   ---------------  ---------------   ---------------
                                                       75,801           165,354          230,197           296,246
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        42,043            67,691          104,944           137,071
   General and administrative                          18,553            19,828           41,003            37,883
                                              ---------------   ---------------  ---------------   ---------------
                                                       60,596            87,519          145,947           174,954
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        15,205   $        77,835  $        84,250   $       121,292
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $           .02  $           .02   $           .03
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                               ----------------------------------------
                                                                                     1997                     1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       84,250          $       121,292
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     104,944                  137,071
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                  2,726                  (48,348)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                           --                  (41,113)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              191,920                  168,902
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                       (4,527)                 (66,300)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                             --                    4,432
    Increase (decrease) in payable related to excess costs                                 (98)                      --
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                               (4,625)                 (61,868)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (187,270)                (107,009)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        25                       25
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,505                    1,431
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,530          $         1,456
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $           --          $        11,580
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenues and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 54 percent in the second quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales declined $95,852 or 42 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 52 percent in oil production and 43 percent in gas production had a significant impact on partnership performance. Also, current quarter gas prices declined 32 percent or $.69/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

      Associated amortization expense decreased 38 percent or $25,648.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 22 percent in the current period when compared to the corresponding period in 1996. Oil and gas sales decreased $80,716 or 19 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 22 percent in gas production and 21 percent in oil production were major contributing factors to the decreased revenues for the period. Increased oil prices of 4 percent or $.58/BBL partially offset the production declines.

      Associated amortization expense declined 23 percent or $32,127.

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


                                           SWIFT ENERGY PENSION
                                           PARTNERS 1991-C, LTD.
                                           (Registrant)

                                By:        SWIFT ENERGY COMPANY
                                           Managing General Partner

Date:     August 4, 1997        By:        /s/ John R. Alden
          --------------                   --------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     August 4, 1997        By:        /s/ Alton D. Heckaman, Jr.
          --------------                   --------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer