Form 10-Q
period 1997-09-30
SWIFT ENERGY PENSION PARTNERS 1991-C LTD
filed 1997-11-12
CIK 885557

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ____________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                      PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                    3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996        4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                        5

      Notes to Financial Statements                                                     6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                      9

PART II.    OTHER INFORMATION                                                          11


SIGNATURES                                                                             12

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,550       $        1,505
              Nonoperating interests income receivable                                         57,567               70,414
                                                                                       ---------------     ----------------
                   Total Current Assets                                                        59,117               71,919
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,235,685            4,226,916
         Less-Accumulated amortization                                                     (2,867,988)          (2,724,019)
                                                                                       ---------------     ----------------
                                                                                            1,367,697            1,502,897
                                                                                       ---------------     ----------------
                                                                                       $    1,426,814       $    1,574,816
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        4,497       $        5,950
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  1,422,317            1,568,866
                                                                                       ---------------     ----------------
                                                                                       $    1,426,814       $    1,574,816
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                     September 30,
                                              ---------------------------------  ---------------------------------
                                                   1997               1996            1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        85,356   $       179,072  $       315,156   $       475,052
   Interest income                                        246               151              644               416
                                              ---------------   ---------------  ---------------   ---------------
                                                       85,602           179,223          315,800           475,468
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        39,025            55,474          143,969           192,545
   General and administrative                          14,507            18,502           55,511            56,384
                                              ---------------   ---------------  ---------------   ---------------
                                                       53,532            73,976          199,480           248,929
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        32,070   $       105,247  $       116,320   $       226,539
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .01   $           .03  $           .03   $           .06
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                     1997                    1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      116,320          $       226,539
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     143,969                  192,545
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 12,847                  (65,235)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                           --                  (95,683)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     273,136                  258,166
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                       (8,769)                 (79,139)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                                             --                    4,431
    Increase (decrease) in payabel related to excess costs                              (1,453)                      --
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     (10,222)                 (74,708)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (262,869)                (183,415)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        45                       43
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,505                    1,431
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,550          $         1,474
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $        15,166
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 52 percent in the current quarter of 1997 when compared to the third quarter in 1996. Oil and gas sales declined $108,559 or 44 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 36 percent in gas production and 20 percent in oil production had a significant impact on partnership performance. Also, current quarter oil prices declined 27 percent or $5.41/BBL when compared to third quarter 1996 oil prices, further contributing to decreased revenues.

      Associated amortization expense decreased 30 percent or $16,449.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 34 percent in the current period of 1997 when compared to the corresponding period in 1996. Oil and gas sales decreased $189,275 or 28 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 27 percent in gas production and 20 percent in oil production were major contributing factors to the decreased revenues for the period. Decreased oil prices of 8 percent or $1.36/BBL further contributed to the decreased revenues.

      Associated amortization expense declined 25 percent or $48,576.

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


                                        SWIFT ENERGY PENSION
                                        PARTNERS 1991-C, LTD.
                                        (Registrant)

                             By:        SWIFT ENERGY COMPANY
                                        Managing General Partner


Date:  November 4, 1997      By:        /s/ John R. Alden
       ----------------                 ---------------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:  November 4, 1997      By:        /s/ Alton D. Heckaman, Jr.
       ----------------                 ---------------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer