Form 10-K405
period 1997-12-31
SWIFT ENERGY PENSION PARTNERS 1991-C LTD
filed 1998-03-25
CIK 885557

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________________ to __________________


                         Commission File number 0-20154


                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                    (Exact name of registrant as specified in
                     its Certificate of Limited Partnership)

         TEXAS                                   76-0350269
(State of Organization)             (I.R.S. Employer Identification No.)


                         16825 Northchase Dr., Suite 400
                              Houston, Texas 77060
                                 (281) 874-2700
          (Address and telephone number of principal executive offices)


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

                       Documents Incorporated by Reference

Document                                            Incorporated as to

    Registration Statement No. 33-37983               Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1997

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

         The Partnership is principally engaged in the business of acquiring nonoperating interests (i.e., net profits interests, royalty interests and overriding royalty interests) in proven oil and gas properties within the continental United States. The Partnership does not acquire working interests in or operate oil and gas properties, and does not engage in drilling activities. At December 31, 1997, the Partnership had expended or committed to expend 100% of the Interest Holders' commitments in the acquisition and development of nonoperating interests in producing properties, which properties are described under Item 2, "Properties," below. The Partnership's income is derived almost entirely from its nonoperating interests and the disposition thereof.

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

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1997 the Operating Partnership had conveyed to the Registrant a 45% net profits interest burdening certain depths of all producing properties acquired by the Operating Partnership thereunder. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.


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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1997, Swift had 194 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.


Item 2.  Nonoperating Interests in Properties

         As of December 31, 1997, the Partnership has acquired nonoperating interests in producing oil and gas properties which are generally described below.

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

         3. The Weatherford Field is in Custer County, Oklahoma in the Anadarko Basin (Barney et al acquisition). The field produces primarily natural gas and accounts for 15% of the value.

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

Production and Sales Price

         The following table summarizes the volumes of the Partnership's net nonoperating interests in oil and gas production expressed in MCFs. Equivalent MCFs are obtained by converting oil to gas on the basis of their relative energy content; one barrel equals 6,000 cubic feet of gas. Average Net Nonoperating Interest Price per Equivalent MCF is determined by dividing the related oil and gas revenue from nonoperating interests by the equivalent MCF's.

                                          Net Production
                               -----------------------------------
                                        For the Years Ended
                                           December 31,
                               -----------------------------------
                                1997         1996           1995
                               ------       -------        -------
Net Volumes (Equivalent MCFs)  226,032      314,056        318,649

Average Net Nonoperating
   Interest Price per
   Equivalent MCF              $1.49        $1.77          $1.03

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1997, 1996 and 1995. The Partnership does not itself own a direct interest in proved reserves. The proved reserve estimates shown below represent an estimate of the proved reserves owned by the Operating Partnership equal to the percentage net profits interest conveyed to the Partnership by the Operating Partnership. All of the Partnership's nonoperating interests in proved reserves are located in the United States.

                                                                      December 31,
                                    ------------------------------------------------------------------------------
                                            1997                          1996                        1995
                                    ---------------------       ----------------------       ---------------------
                                                 Natural                      Natural                     Natural
                                      Oil          Gas           Oil            Gas           Oil           Gas
                                    -------      --------       -------      ---------       -------      --------
                                    (BBLS)        (MMCF)        (BBLS)        (MMCF)         (BBLS)        (MMCF)
Proved developed
   reserves at end of year           92,588         1,002       114,992          1,245       124,225         1,242
                                    -------         -----       -------          -----       -------         -----
Proved reserves
   Balance at beginning
     of year                        126,635         1,422       158,928          1,578       187,018         1,425

   Extensions, discoveries
     and other additions                  1            --            --             --           405            14

   Revisions of previous
     estimates                      (15,340)         (150)      (10,469)           156        (6,748)          328

   Sales of minerals in
     place                             (663)          (21)       (3,191)          (109)         (177)           --

   Production                       (13,982)         (142)      (18,633)          (203)      (21,570)         (189)
                                    -------         -----       -------          -----       -------         -----

   Balance at end of year            96,651         1,109       126,635          1,422       158,928         1,578
                                    -------         -----       -------          -----       -------         -----


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

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.


         The following table summarizes by acquisition the Registrant's proved reserves equal to the percentage net profits interests conveyed by the Operating Partnership and its nonoperating interests in gross and net producing oil and gas wells as of December 31, 1997:

                                                                 Reserves
                                                             December 31, 1997
                                                           ---------------------

                                                                         Natural                     Wells
                                                         Oil               Gas             ------------------------
Acquisition                State(s)                     (BBLS)            (MMCF)           Gross              Net
-----------                ---------                    ------           -------           ------           -------
Prudential                 MS                            7,772                --                5             0.144
Hardy Oil & Gas            TX                           13,764               494                9             0.508
Lyne Trust                 TX                           67,751                44               18             0.012
First Energy               AL, AR, CO, LA,
                           MS, OK, TX                      370                32               80             0.513
Maxus                      WY                            1,202                --               11             0.023
Barney, et al              AL, AR, CO, LA,
                           MS, OK, TX                    5,792               539              304             1.610
                                                       -------             -----             ----             -----
                                                        96,651             1,109              427             2.810
                                                       -------             -----             ----             -----

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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1997 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1997 and the date of this report.

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

Holders

         As of December 31, 1997, there were 350 Interest Holders holding SDIs in the Partnership.

Distributions

         The Partnership generally makes distributions to Interest Holders on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ended December 31, 1996 and 1997 the Partnership distributed a total of $201,500 and $274,800, respectively, to the holders of its SDIs. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of SDIs can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1998, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, should be read in conjunction with the financial statements included in Item 8:

                                1997               1996                1995             1994              1993
                            -------------      -------------       ------------     ------------      ------------
Revenues                $       402,009    $       666,182    $       381,626     $     532,209     $      780,918
Income                  $       146,640    $       335,149    $      (237,806)    $    (531,572)    $      189,464
Total Assets            $     1,379,021    $     1,574,816    $     1,915,176     $   2,340,804     $    3,093,024
Cash Distributions      $       342,232    $       265,637    $       255,891     $     467,054     $      696,746
Long Term Obligations   $            --    $            --    $            --     $          --     $           --
Interest Holders' Net
  Income(Loss)Per SDI   $           .03    $           .07    $          (.06)    $        (.13)    $         (.07)
Interest Holders'
  Cash Distribution
  Per SDI               $           .07    $           .05    $           .06     $         .11     $          .16

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $319,620, $207,224 and $354,319 in 1997, 1996 and 1995, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Capital expenditures in 1997, 1996 and 1995, totaled $10,633, $85,942 and $98,399, respectively. Cash distributions to partners totaled $342,232, $265,637 and $255,891 in 1997, 1996 and 1995, respectively.

Results of Operations

         Income from nonoperating interests decreased 40 percent in 1997 over 1996. Oil and gas sales decreased 31 percent in 1997 vs. 1996. Production volumes decreased 28 percent due to a 30 percent gas production decrease and a 25 percent oil production decline. The decrease in production, due in part to accelerated production on mature wells, had a significant impact on partnership performance. The partnership's sale of several low value properties in 1996 and 1997 also had an impact on 1997 partnership performance.A decline in the 1997 oil prices of 10 percent or $1.83/BBL further contributed to the partnership's decreased revenues.

         Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Total amortization expense decreased 28 percent in 1997 when compared to 1996, primarily due to the 28 percent production volume decrease. No additional provision for amortization was recorded in 1997 or 1996.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.


         Income from nonoperating interests increased 75 percent in 1996 over 1995. Oil and gas sales increased 42 percent in 1996 vs. 1995. Increases in both 1996 gas and oil prices were major contributors to the increased revenues. The Partnership experienced an increase in gas prices of 61 percent or $.86/MCF and an increase in oil prices of 30 percent or $4.26/BBL. Production volumes decreased a slight 1 percent due to a 14 percent oil production decrease. The production decline partially offset the effect of increased oil and gas prices impacting partnership performance.

         Total amortization expense for 1996 decreased 53 percent or $285,158 when compared to 1995. Normal amortization expense decreased 9 percent or $25,149 in 1996 when compared to 1995, relating to the slight 1 percent decrease in production volumes.

         The Partnership recorded an additional provision in amortization in 1995 of $260,009, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

         During 1998, Partnership revenues and costs are expected to be shared between the Interest Holders and general partners in an 85:15 ratio. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 1998, the Managing General Partner anticipates that the Partnership sharing ratio will continue to be 85:15.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of February 18, 1998 regarding the directors and executive officers of Swift.

                                           Position(s) with
         Name             Age          Swift and Other Companies
         ----             ---          -------------------------
                                  DIRECTORS

A. Earl Swift             64      Chief Executive Officer and
                                  Chairman of the Board

Virgil N. Swift           69      Executive Vice President - Business
                                  Development, Vice Chairman of the Board

G. Robert Evans           66      Director of Swift; Chairman of the Board,
                                  Material Sciences Corporation;
                                  Director, Consolidated Freightways, Inc.,
                                  Fibreboard  Corporation,   Elco  Industries,
                                  and Old Second Bancorp

Raymond O. Loen           73      Director of Swift; President, R. O. Loen
                                  Company

Henry C. Montgomery       62      Director of Swift; Chairman of the Board,
                                  Montgomery Financial Services Corporation;
                                  Director, Southwall Technology Corporation

Clyde W. Smith, Jr.       49      Director of Swift; President, Somerset
                                  Properties, Inc.

Harold J. Withrow         70      Director of Swift

                                  EXECUTIVE OFFICERS

Terry E. Swift            42      President, Chief Operating Officer

John R. Alden             52      Senior Vice President - Finance,
                                  Chief Financial Officer and Secretary

Bruce H. Vincent          50      Senior Vice President - Funds Management

James M. Kitterman        53      Senior Vice President - Operations

Joe A. D'Amico            49      Senior Vice President- Exploration and
                                  Development

Alton D. Heckaman, Jr.    40      Vice President - Finance and
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

Item 13.  Certain Relationships and Related Transactions

         As noted in Item 10, "Directors and Executive Officers of the Registrant," above, the Partnership has no executive officers or directors, and thus has not engaged in any transactions in which any such person had an interest. The Partnership is permitted to engage in certain transactions with Swift as Managing General Partner and VJM as Special General Partner, subject to extensive guidelines and restrictions as described in the "Conflicts of Interest" section of the Prospectus contained in the Registration Statement, which is incorporated herein by reference.

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


                                     III-2

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                   PAGE NO.
                                                                      --------
               Report of Independent Public Accountants                 IV-3

               Balance Sheets as of December 31, 1997 and 1996          IV-4

               Statements of Operations for the years ended
                  December 31, 1997, 1996 and 1995                      IV-5

               Statements of Partners' Capital for the years ended
                  December 31, 1997, 1996 and 1995                      IV-6

               Statements of Cash Flows for the years ended
                  December 31, 1997, 1996 and 1995                      IV-7

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1997.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.


Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1997 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Interest Holders of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Swift Energy Pension Partners 1991-C, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Pension Partners 1991-C, Ltd., (a Texas limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Pension Partners 1991-C, Ltd., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.






                                        ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1998

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                                                                           1997                 1996
                                                                                       ---------------     ----------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,585       $        1,505
              Nonoperating interests income receivable                                         78,390               70,414
                                                                                       ---------------     ----------------
                   Total Current Assets                                                        79,975               71,919
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,204,224            4,226,916
         Less-Accumulated amortization                                                     (2,905,178)          (2,724,019)
                                                                                       ---------------     ----------------
                                                                                            1,299,046            1,502,897
                                                                                       ---------------     ----------------
                                                                                       $    1,379,021       $    1,574,816
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        5,747       $        5,950
                                                                                       ---------------     ----------------

         Interest Holders' Capital (3,664,333 Interest Holders's SDIs;
                                    $1.00 per SDI)                                          1,322,883            1,497,190
         General Partners' Capital                                                             50,391               71,676
                                                                                       ---------------     ----------------
                   Total Partners' Capital                                                  1,373,274            1,568,866
                                                                                       ---------------     ----------------
                                                                                       $    1,379,021       $    1,574,816
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995






                                                                      1997             1996             1995
                                                                ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests                           $       401,187  $       665,462   $       380,807
   Interest income                                                          822              720               819
                                                                ---------------  ---------------   ---------------
                                                                        402,009          666,182           381,626
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization -
         Normal provision                                               181,159          252,739           277,888
         Additional provision                                                --               --           260,009
   General and administrative                                            74,210           78,294            81,535
                                                                ---------------  ---------------   ---------------
                                                                        255,369          331,033           619,432
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $       146,640  $       335,149   $      (237,806)
                                                                ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                  Interest         General          Combining
                                                  Holders          Partners         Adjustment           Total
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1994                         $     1,734,497   $        35,362  $       223,192     $    1,993,051

Income (Loss)                                        (207,353)           43,230          (73,683)          (237,806)

Cash Distributions                                   (228,100)          (27,791)              --           (255,891)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1995                               1,299,044            50,801          149,509          1,499,354
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                         239,447            85,012           10,690            335,149

Cash Distributions                                   (201,500)          (64,137)              --           (265,637)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1996                               1,336,991            71,676          160,199          1,568,866
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                         100,768            46,147             (275)           146,640

Cash Distributions                                   (274,800)          (67,432)              --           (342,232)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1997                         $     1,162,959   $        50,391  $       159,924     $    1,373,274
                                              ===============   ===============  ===============    ===============



Interest Holders' net income (loss)
    per SDI

      1995                                    $          (.06)
                                              ===============
      1996                                    $           .07
                                              ===============
      1997                                    $           .03
                                              ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                       1997             1996              1995
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                                $       146,640   $       335,149  $      (237,806)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                       181,159           252,739          537,897
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                   (7,976)           29,208          (13,841)
        Increase (decrease) in accounts payable                                             (203)         (409,872)          68,069
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                    319,620           207,224          354,319
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                        (10,633)          (85,942)         (98,399)
    Proceeds from sales of nonoperating interests in oil and gas properties               33,325           144,429               49
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities                     22,692            58,487          (98,350)
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                      (342,232)         (265,637)        (255,891)
                                                                                 ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          80                74               78
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,505             1,431            1,353
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $         1,585   $         1,505  $         1,431
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

         Generally, all continuing costs (including general and administrative reimbursements and direct expenses) and revenues are allocated 85 percent to the Interest Holders and 15 percent to the general partners. After partnership payout, as defined in the Partnership Agreement, continuing costs and revenues will be shared 75 percent by the Interest Holders, and 25 percent by the general partners. Payout had not occurred as of December 31, 1997.

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

Nonoperating Interests in Oil and Gas Properties --

         The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statements.

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

Cash and Cash Equivalents --

         Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

Reclassifications --

         Certain reclassifications have been made to the prior year balances to conform with the current year presentation.

(3) Acquisition of Nonoperating Interests in Oil and Gas Property Costs -

         Effective December 30, 1991, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Operating Partners 1991-C, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs, as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1997, 1996 and 1995, the Partnership acquired nonoperating interests in producing oil and gas properties for $10,633, $85,942 and $98,399, respectively.

         During 1995, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provison for amortization of $260,009. In addition, during 1995, the Interest Holders' share of unamortized oil and gas property costs exceeded their "ceiling limitation", resulting in a valuation allowance of $178,520. This amount is included in the income (loss) attributable to the Interest Holders shown in the statements of partners' capital together with a "combining adjustment" for the differences between the Interest Holsers' valuation allowances and the Partnership's full cost ceiling write down. The "combining adjustment" changes quarterly as the Partnership's total amortization provision is more or less than combined amortization provision attributable to the general partners and Interest Holders.

(4) Related Party Transactions -

         During 1997, 1996 and 1995, the Partnership paid Swift $54,965, $54,965 and $64,126, respectively, as a general and administrative overhead allowance.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         During 1997, 1996 and 1995, the Partnership also paid Swift an incentive amount, as defined in the Partnership Agreement, for services rendered to the Partnership. Such amounts totaled $5,297 in 1997, $9,041 in 1996 and $3,613 in 1995 and are included in general and administrative expenses.

(5) Federal Income Taxes -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal tax purposes is ultimately changed by the taxing authorities, the tax liability of the Interest Holders could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the years ended December 31, 1997, 1996 and 1995 was $315,481, $620,077 and $194,482, respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

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

         In the normal course of business, the Partnership extends credit, primarily in the form of monthly oil and gas sales receivables, to various companies in the oil and gas industry which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

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


                                             SWIFT ENERGY PENSION
                                             PARTNERS 1991-C, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      February 10, 1998                 By:      s/b A. Earl Swift
           -----------------                 -----------------------------------
                                             A. Earl Swift
                                             Chief Executive Officer

Date:      February 10, 1998                 By:      s/b John R. Alden
           -----------------                 -----------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      February 10, 1998                 By:      s/b Alton D. Heckaman, Jr.
           -----------------                 -----------------------------------
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

                                             SWIFT ENERGY PENSION
                                             PARTNERS 1991-C, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      February 10, 1998                 By:      s/b A. Earl Swift
           -----------------                 -----------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:      February 10, 1998                 By:      s/b Virgil N. Swift
           -----------------                 -----------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.


Date:      February 10, 1998                 By:      s/b G. Robert Evans
           -----------------                 -----------------------------------
                                             G. Robert Evans
                                             Director

Date:      February 10, 1998                 By:      s/b Raymond O. Loen
           -----------------                 -----------------------------------
                                             Raymond O. Loen
                                             Director

Date:      February 10, 1998                 By:      s/b Henry C. Montgomery
           -----------------                 -----------------------------------
                                             Henry C. Montgomery
                                             Director

Date:      February 10, 1998                 By:      s/b Clyde W. Smith, Jr.
           -----------------                 -----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:      February 10, 1998                 By:      s/b Harold J. Withrow
           -----------------                 -----------------------------------
                                             Harold J. Withrow
                                             Director