Form 10-Q
period 1998-06-30
SWIFT ENERGY PENSION PARTNERS 1991-C LTD
filed 1998-08-14
CIK 885557

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                    PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997     4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                     5

            Notes to Financial Statements                                            6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                             9

PART II.    OTHER INFORMATION                                                       11


SIGNATURES                                                                          12

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,613       $        1,585
              Nonoperating interests income receivable                                         58,443               78,390
                                                                                       ---------------     ----------------
                  Total Current Assets                                                         60,056               79,975
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,151,242            4,204,224
         Less-Accumulated amortization                                                     (2,976,915)          (2,905,178)
                                                                                       ---------------     ----------------
                                                                                            1,174,327            1,299,046
                                                                                       ---------------     ----------------
                                                                                       $    1,234,383       $    1,379,021
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        5,267       $        5,747
                                                                                       ---------------     ----------------

         Interest Holders' Capital (3,664,333 Interest Holders' SDIs;
                                   $1.00 per SDI)                                           1,191,948            1,322,883
         General Partners' Capital                                                             37,168               50,391
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                   1,229,116            1,373,274
                                                                                       ---------------     ----------------
                                                                                       $    1,234,383       $    1,379,021
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        42,417   $        75,576  $       111,842   $       229,800
   Interest income                                        289               225              529               397
                                              ---------------   ---------------  ---------------   ---------------
                                                       42,706            75,801          112,371           230,197
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        34,566            42,043           71,737           104,944
   General and administrative                          16,658            18,553           32,038            41,003
                                              ---------------   ---------------  ---------------   ---------------
                                                       51,224            60,596          103,775           145,947
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        (8,518)  $        15,205  $         8,596   $        84,250
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $            --  $            --   $           .02
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                     1998                    1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $        8,596          $        84,250
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      71,737                  104,944
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 19,947                    2,726
        Increase (decrease) in accounts payable                                           (480)                     (98)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                               99,800                  191,822
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (14,933)                  (4,527)
    Proceeds from sales of nonoperating interests in oil and gas properties             67,915                       --
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                               52,982                   (4,527)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (152,754)                (187,270)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        28                       25
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,585                    1,505
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,613          $         1,530
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

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


     Nonoperating Interests in Oil and Gas Properties --

                  The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $99,800 and $191,822 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by proceeds from property sales totaled $67,915 for the six months ended June 30, 1998. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $152,754 and $187,270 for the six months ended June 30, 1998 and 1997, respectively.

      The Partnership does not allow for additional assessments from the partners or interest holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenues and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 44 percent in the second quarter of 1998 when compared to the same quarter in 1997. Oil and gas sales declined $40,750 or 31 percent in the second quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased oil prices. Current quarter oil prices declined 36 percent or $5.82/BBL. The decrease in oil prices had a significant impact on partnership performance. Also, gas production decreased 11 percent and oil production declined 20 percent, further contributing to decreased revenues. Declines in revenues were partially offset by an increase in gas prices of 50 percent or $.75/MCF when compared to second quarter 1997 prices.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Associated amortization expense decreased 18 percent or $7,477 in 1998 compared to second quarter 1997, also related to the decline in production volumes.

Six Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 51 percent in the first six months of 1998 when compared to the same period in 1997. Oil and gas sales declined $156,150 or 45 percent in the first six months of 1998 when compared to the corresponding period in 1997, primarily due to decreased gas and oil production. Gas production decreased 38 percent and oil production declined 17 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in 1997 had an impact on 1998 partnership production volumes. Also, current period oil and gas prices declined 36 percent or $6.35/BBL and 7 percent or $.14/MCF, respectively, further contributing to decreased revenues.

      Associated amortization expense decreased 32 percent or $33,207 in 1998 compared to the first six months of 1997, also related to the decline in production volumes.

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


                                       SWIFT ENERGY PENSION
                                       PARTNERS 1991-C, LTD.
                                       (Registrant)

                            By:        SWIFT ENERGY COMPANY
                                       Managing General Partner

Date:     August 4, 1998    By:        /s/ John R. Alden
          --------------               ---------------------------------
                                       John R. Alden
                                       Senior Vice President, Secretary
                                       and Principal Financial Officer

Date:     August 4, 1998    By:        /s/ Alton D. Heckaman, Jr.
          --------------               ---------------------------------
                                       Alton D. Heckaman, Jr.
                                       Vice President, Controller
                                       and Principal Accounting Officer