Form 10-Q
period 1999-03-31
SWIFT ENERGY PENSION PARTNERS 1991-C LTD
filed 1999-05-11
CIK 885557

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1999 and December 31, 1998                   3

            Statements of Operations

                - Three month periods ended March 31, 1999 and 1998      4

            Statements of Cash Flows

                - Three month periods ended March 31, 1999 and 1998      5

            Notes to Financial Statements                                6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                10

PART II.    OTHER INFORMATION                                           12


SIGNATURES                                                              13

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,           December 31,
                                                                                            1999                 1998
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,678       $        1,671
              Nonoperating interests income receivable                                         11,942               17,617
              Nonoperating receivable due to property disposition                                  --               24,303
              Other                                                                                --                2,992
                                                                                       ---------------      ---------------
                  Total Current Assets                                                         13,620               46,583
                                                                                       ---------------      ---------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,135,909            4,131,910
         Less-Accumulated amortization                                                     (3,508,530)          (3,477,234)
                                                                                       ---------------      ---------------
                                                                                              627,379              654,676
                                                                                       ---------------      ---------------
                                                                                       $      640,999       $      701,259
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        8,560       $       42,800
                                                                                       ---------------      ---------------

         Interest Holders' Capital (3,664,333 Interest Holders' SDIs;
                                   $1.00 per SDI)                                             597,312              626,555
         General Partners' Capital                                                             35,127               31,904
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                     632,439              658,459
                                                                                       ---------------      ---------------
                                                                                       $      640,999       $      701,259
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                           Three Months Ended
                                                                                             March 31,
                                                                                 ---------------------------------
                                                                                       1999               1998
                                                                                 --------------    ---------------
         REVENUES:
             Income from nonoperating interests                                  $        42,077   $        69,425
             Interest income                                                                 392               239
                                                                                 ---------------   ---------------
                                                                                          42,469            69,664
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                 31,296            37,171
             General and administrative                                                   18,892            15,379
                                                                                 ---------------   ---------------
                                                                                          50,188            52,550
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        (7,719)  $        17,114
                                                                                 ===============   ===============

         Limited Partners' net income (loss)
             per SDI

         March 31, 1999                       $            --
                                                 ============
         March 31, 1998                       $            --
                                                 ============


                 See accompanying note to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                ---------------------------------------
                                                                                      1999                    1998
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $         (7,719)       $        17,114
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        31,296                 37,171
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                    5,675                  1,477
        (Increase) decrease in other current assets                                       27,295                     --
        Increase (decrease) in accounts payable                                          (34,240)                (1,024)
                                                                                  --------------         --------------
                 Net cash provided by (used in) operating activities                      22,307                 54,738
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests in oil and gas properties                     (4,005)               (10,813)
        Proceeds from sale of nonoperating interests in oil and gas properties                 6                 37,977
                                                                                  --------------         --------------
                 Net cash provided by (used in) investing activities                      (3,999)                27,164
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash distributions to partners                                                     (18,301)               (81,895)
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           7                      7
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,671                  1,585
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $          1,678        $         1,592
                                                                                  ==============         ==============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1998 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $22,307 and $54,738 for the three months ended March 31, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $18,301 and $81,895 for the three months ended March 31, 1999 and 1998, respectively.

      The Partnership does not allow for additional assessments from the partners or interest holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      Income from nonoperating interests decreased 39 percent in the first quarter of 1999 when compared to the same quarter in 1998. Oil and gas sales declined $45,323 or 44 percent in the first quarter of 1999 when compared to the corresponding quarter in 1998, primarily due to the normal production decline from the Partnership's wells in conjunction with lower oil prices. Current quarter gas and oil production declined 11 percent and 3 percent, respectively, when compared to first quarter 1998 production volumes. Gas prices remained flat at an average $1.66/MCF, however, oil prices declined 51 percent or $6.16 to an average $6.04/BBL for the quarter, further contributing to the decline in revenues. The majority of the Partnership's oil production is located in Wyoming, which saw a significant drop in oil prices during the quarter.

      Corresponding production costs per equivalent MCF decreased 50 percent in the first quarter of 1999 compared to the first quarter of 1998 as total production costs decreased 54 percent, offsetting a portion of the revenue decline.

      Total amortization expense decreased 16 percent or $5,875 in 1999 compared to first quarter 1998

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      The Partnership records an additional provision in depreciation, depletion and amortization when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, is below the fair market value originally paid for oil and gas properties. Using prices in effect at March 31, 1999, the Partnership would have recorded an additional provision at March 31, 1999 in the amount of $22,204. However, these temporarily low quarter-end prices rebounded and by using prices in effect at the filing date, the Partnership's unamortized cost of oil and gas properties were not limited by this calculation.

      During 1999, partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio.

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


Date:     May 5, 1999         By:        /s/ John R. Alden
          -----------                    --------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:     May 5, 1999         By:        /s/ Alton D. Heckaman, Jr.
          -----------                    --------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer