Form 10-Q/A
period 1999-09-30
SWIFT ENERGY PENSION PARTNERS 1991-C LTD
filed 2000-01-20
CIK 885557

                               AMENDMENT No. 1 TO
                                    FORM 10-Q


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

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                   -------------------------------------
                                                                                        1999                  1998
                                                                                   ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                               $         16,636      $       (278,507)
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Amortization                                                                     72,915               373,597
          Change in assets and liabilities:
               (Increase) decrease in nonoperating interests income receivable            (12,945)               61,159

               (Increase) decrease in other current assets                                  2,992                    --
               Increase (decrease) in accounts payable                                    (38,716)                2,249
                                                                                   ---------------       ---------------
          Net cash provided by (used in) operating activities                              40,882               158,498
                                                                                   ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to nonoperating interests in oil and gas properties                         (9,582)              (19,307)
     Proceeds from sales of nonoperating interests in oil and gas properties               24,384                67,920
                                                                                   ---------------       ---------------
          Net cash provided by (used in) investing activities                              14,802                48,613
                                                                                   ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash Distributions to partners                                                       (55,638)             (207,061)
                                                                                   ---------------       ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           46                    50
                                                                                   ---------------       ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            1,671                 1,585
                                                                                   ===============       ===============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $          1,717      $          1,635
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


      Net cash provided by operating activities totaled $40,882 and $158,498 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in cash provided by operating activities in 1999 is related to changes in assets and liabilities. Cash provided by proceeds from the sale of nonoperating interests in properties totaled $24,384 and $67,920 for the nine months ended September 30, 1999 and 1998, respectively. Cash distributions totaled $55,638 and $207,061 for the nine months ended September 30, 1999 and 1998, respectively. In 1999, cash distributions were effected by production declines from the Partnership's depleting property interests and low oil and gas prices received during the first part of this year.


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

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                           PART II - OTHER INFORMATION




ITEM 5.    OTHER INFORMATION


                                     -NONE-

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-Q of Swift Energy Pension Partners 1991-C, Ltd. for the third quarter of 1999 to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SWIFT ENERGY PENSION
                                       PARTNERS 1991-C, LTD.
                                       (Registrant)

                            By:        SWIFT ENERGY COMPANY
                                       Managing General Partner


Date:  January 20, 2000     By:        /s/ John R. Alden
       ----------------                ----------------------------------------
                                       John R. Alden
                                       Senior Vice President, Secretary
                                       and Principal Financial Officer

Date:  January 20, 2000     By:        /s/ Alton D. Heckaman, Jr.
       ----------------                ----------------------------------------
                                       Alton D. Heckaman, Jr.
                                       Vice President, Controller
                                       and Principal Accounting Officer