Form 10-Q
period 2000-03-31
SWIFT ENERGY PENSION PARTNERS 1991-C LTD
filed 2000-05-15
CIK 885557

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to
                                             ---------    --------

                         Commission File Number 0-20154

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
             (Exact name of registrant as specified in its charter)

                  Texas                               76-0350269
(State or other jurisdiction               (I.R.S. Employer Identification No.)
     of organization)

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

Yes  X      No
   ------     -----

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                                      INDEX

PART I.    FINANCIAL INFORMATION                                                PAGE


      ITEM 1.    Financial Statements
            Statement of Net Assets in Process of Liquidation

                - March 31, 2000                                                 3

            Balance Sheet

                - December 31, 1999                                              4

            Statements of Operations

                - Three month periods ended March 31, 2000 and 1999              5

            Statements of Cash Flows

                - Three month periods ended March 31, 2000 and 1999              6

            Notes to Financial Statements                                        7

      ITEM 2.    Management's Discussion and Analysis of Financial

                     Condition and Results of Operations                         10

PART II.    OTHER INFORMATION                                                    12


SIGNATURES                                                                       13

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                STATEMENT OF NET ASSETS IN PROCESS OF LIQUIDATION
                                   (Unaudited)

                                                              March 31,
                                                                 2000
                                                            ---------------

ASSETS:
     Cash and cash equivalents                              $        1,784
     Nonoperating interests income receivable                       44,897
     Nonoperating interests in oil and gas properties            1,192,949
                                                            --------------
          Total Assets                                           1,239,630
                                                            --------------



LIABILITIES:

     Accounts Payable                                                5,717
                                                            --------------
          Total Liabilities                                          5,717
                                                            --------------
     Net Assets in Process of Liquidation                   $    1,233,913
                                                            ==============


                              See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                                  BALANCE SHEET

                                                               December 31,
                                                                   1999
                                                              ---------------

ASSETS:
Current Assets:
     Cash and cash equivalents                                $         1,760
     Nonoperating interests income receivable                          31,686
                                                              ---------------
          Total Current Assets                                         33,446
                                                              ---------------

Nonoperating interests in oil and gas
     properties, using full cost accounting                         4,143,443
Less-Accumulated amortization                                      (3,566,733)
                                                              ---------------
                                                                      576,710
                                                              ---------------
                                                              $       610,156
                                                              ===============


LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts Payable                                         $        16,094
                                                              ---------------


Interest Holders' Capital (3,664,333 Interest Holders'
                             SDIs; $1.00  per SDI)                    561,159

General Partners' Capital                                              32,903
                                                              ---------------
           Total Partners' Capital                                    594,062
                                                              ---------------
                                                              $       610,156
                                                              ===============

                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended
                                                                       March 31,
                                                            ---------------------------------
                                                                2000               1999
                                                            --------------     --------------

REVENUES:
     Income from nonoperating interests                     $       63,131     $       42,077
     Interest income                                                   296                392
                                                            --------------     --------------
                                                                    63,427             42,469
                                                            --------------     --------------


COSTS AND EXPENSES:
     Amortization                                                   16,089             31,296
     General and administrative                                     20,260             18,892
                                                            --------------     --------------
                                                                    36,349             50,188
                                                            --------------     --------------
Income (Loss) Before Adoption
     Of Liquidation Basis Of Accounting                     $       27,078     $       (7,719)
                                                            --------------     --------------

Effect Of Adoption Of Liquidation
     Basis Of Accounting                                           631,552                 --
                                                            --------------     --------------

Income (Loss)                                               $      658,630     $       (7,719)
                                                            ==============     ==============




Interest Holders' net income (loss)
     per SDI

     Income (Loss) Before Adoption
     of Liquidation Basis of Accounting                     $         0.01     $           --
                                                            ==============     ==============

     Effect of Adoption of Liquidation
     Basis of Accounting                                    $         0.15     $           --
                                                            ==============     ==============

     Income (Loss)                                          $         0.16     $           --
                                                            ==============     ==============



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                            ------------------------------------
                                                                                                2000                  1999
                                                                                            --------------        --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                                          $      658,630        $       (7,719)
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Effect of adoption of liquidation basis of accounting                                   (631,552)                   --
          Amortization                                                                              16,089                31,296
          Change in assets and liabilities:
               (Increase) decrease in nonoperating interests income receivable                     (13,211)                5,675
               (Increase) decrease in other current assets                                              --                27,295
               Increase (decrease) in accounts payable                                             (10,377)              (34,240)
                                                                                            --------------        --------------
          Net cash provided by (used in) operating activities                                       19,579                22,307
                                                                                            --------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to nonoperating interests in oil and gas properties                                    (776)               (4,005)

     Proceeds from sales of nonoperating interests in oil and gas properties                            --                     6
                                                                                            --------------        --------------
          Net cash provided by (used in) investing activities                                         (776)               (3,999)
                                                                                            --------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash Distributions to partners                                                                (18,779)              (18,301)
                                                                                            --------------        --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    24                     7
                                                                                            --------------        --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     1,760                 1,671
                                                                                            --------------        --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $        1,784        $        1,678
                                                                                            ==============        ==============



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The interest holders of the Partnership approved the dissolution of the Partnership on March 16, 2000. As a result, the Partnership has changed its basis of accounting, effective March 31, 2000, from historical cost basis to the liquidation basis. Under the liquidation basis of accounting, the Partnership's assets at March 31, 2000 are reported at estimated net realizable value, and the Partnership's liabilities are presented at estimated settlement amounts. The net effect of the revaluation of the Partnership's assets and liabilities due to the adoption of the liquidation basis of accounting was an upward adjustment of $631,552.

                  Oil and gas properties at March 31, 2000 reflect the Managing General Partner's estimate of value, in the absence of third party appraisals or evaluations, based on future net revenues of the properties, discounted at 10%, as of March 31, 2000. This estimate is based on its assessment of the impact of selling existing assets based on current market conditions and estimated disposal costs. The net proceeds from the sales of oil and gas properties may vary substantially due to changes in oil and gas prices, subsequent production and other factors which may be applied by buyers.

                  For all other assets and liabilities presented on the liquidation basis of accounting, the Managing General Partner believes that historical cost approximates fair market value due to the short-term nature of such assets and liabilities.

                  The accompanying statements of operations and cash flows were prepared using the historical cost basis of accounting.

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1999 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

     Nonoperating Interests in Oil and Gas Properties --

                  The Partnership accounts for its ownership in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

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

LIQUIDATION

      During the first quarter of 2000, the Managing General Partner informed the interest holders of a proposal to sell all of the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. The special meeting of limited partners was held on March 16, 2000.

      Of the total SDIs held by the interest holders, a majority voted for adoption of the proposal for sales of substantially all of the assets of the Partnership and the dissolution, winding up and termination of the Partnership. The Partnership adopted the liquidation basis of accounting for the period subsequent to March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash distributions to partners are determined quarterly, based upon net proceeds from sales of oil and gas production after payment of lease operating expense, taxes and development costs, less general and administrative expenses. In addition, future partnership cash requirements are taken into account to determine necessary cash reserves.

      Net cash provided by operating activities totaled $19,579 and $22,307 for the three months ended March 31, 2000 and 1999, respectively. Cash distributions totaled $18,779 and $18,301 for the three months ended March 31, 2000 and 1999, respectively.

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

      After sale of all its nonoperating interests in oil and gas properties and settlement of its liabilities, the Partnership's assets will consist solely of cash, which it will distribute to its partners in complete liquidation. The Partnership will not realize gain or loss upon such distribution of cash to its partners in liquidation.

                   SWIFT ENERGY PENSION PARTNERS 1991-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

      Income from nonoperating interests increased 50 percent in the first quarter of 2000 when compared to the same quarter in 1999. Oil and gas sales increased $46,097 or 80 percent in the first quarter of 2000 when compared to the corresponding quarter in 1999. Increased oil and gas prices had a significant impact on Partnership performance. Oil prices increased 339 percent or $20.45/BBL to an average of $26.49/BBL and gas prices increased 65 percent or $1.07/MCF to an average of $2.73/MCF for the quarter. Current quarter production volumes decreased 31 percent as oil and gas production declined 45 percent and 17 percent, respectively, when compared to first quarter 1999 production volumes. Production declines were offset by increased oil and gas prices.

      Corresponding production costs per equivalent MCF increased 274 percent in the first quarter of 2000 compared to the first quarter of 1999 and total production costs increased 160 percent, related to the significant increases in oil and gas prices

      Total amortization expense decreased 49 percent or $15,207 in 2000 compared to first quarter 1999, related to the decline in production volumes.

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

      During 2000, partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio.

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

                                         SWIFT ENERGY PENSION
                                         PARTNERS 1991-C, LTD.
                                         (Registrant)

                              By:        SWIFT ENERGY COMPANY
                                         Managing General Partner

Date:     May 8, 2000         By:        /s/ John R. Alden
        --------------
                                         -----------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:     May 8, 2000         By:        /s/ Alton D. Heckaman, Jr.
        --------------
                                         -----------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer